Form 10-Q
period 2017-06-30
Hawk Street Acquisition Corp
filed 2017-07-28
CIK 1681302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 000-55671

HAWK STREET ACQUISITION CORPORATION

(Exact name of registrant as specific in its charter)

Delaware	81-3416037
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification Number)

9545 Wilshire Boulevard #612

Beverly Hills, CA 90212

(Address of principal executive offices, including zip code)

(310) 888-1870

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated Filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [ ]

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

As of July 28, 2017, there were 5,500,000 shares of common stock outstanding.

Hawk Street Acquisition Corp

Form 10-Q

For the quarterly period ended June 30, 2017

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Hawk Street Acquisition Corp

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
Assets	(unaudited)

Current assets:
Cash and cash equivalents	$-	$-

Total assets	$-	$-

Liabilities and Stockholders' Equity

Current Liabilities:
Accrued Liabilities	$1,500	$5,750
Loan from related party	1,500	-

Total liabilities	3,000	5,750

Stockholders' Equity:
Preferred stock, $0.0001 par value 20,000,000 shares authorized; none issued and outstanding at June 30, 2017 and December 31, 2016, respectively.	-	-
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 5,500,000 and 20,000,000 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively.	550	2,000
Discount on common stock	(500)	-
Additional paid-in capital	4,662	312
Accumulated deficit	(7,712)	(8,062)
Total stockholders' deficit	(3,000)	(5,750)
Total liabilities and stockholders' equity	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

Hawk Street Acquisition Corp

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended	Six Months Ended
	June 30, 2017	June 30, 2017
	(unaudited)

Revenues	$-	$-
Cost of revenues	-	-

Gross profit	-	-

Operating expenses	1,500	3,400

Operating loss	(1,500)	(3,400)

Other income	3,750	3,750

Income before income taxes	2,250	350

Income tax expense	-	-

Net income	$2,250	$350

Earnings per share, basic and diluted	$0.00	$0.00

Weighted average shares, basic and diluted	5,500,000	10,118,785

The accompanying notes are an integral part of these unaudited financial statements.

Hawk Street Acquisition Corp

CONDENSED STATEMENT OF CASH FLOWS

Six Months Ended
June 30, 2017
(unaudited)

OPERATING ACTIVITIES

Net income	$350

Non-cash adjustments to reconcile net income to net cash:
Reversal for relief of accrued professional fees	(3,750)
Expenses paid for by stockholder and contributed as capital	2,400

Changes in operating assets and liabilities:
Accrued liabilities	(500)

Net cash used in operating activities	(1,500)

FINANCING ACTIVITIES
Loan from related party	1,500

Net cash provided by financing activities	1,500

Net increase in cash	-

Cash, beginning of period	-

Cash, end of period	$-

SUPPLEMENTAL DISCLOSURES

Cash paid during the period for:
Income tax	$-
Interest	$-

Non-cash investing and financial activities:
Common stock issued to officers for no consideration	$500
Redemption of common shares in connection with change in control	$1,950

The accompanying notes are an integral part of these unaudited financial statements.

Hawk Street Acquisition Corp

NOTES TO UNAUDITED CONDENSED

FINANCIAL STATEMENTS

NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Hawk Street Acquisition Corporation (the "Company") was incorporated on July 22, 2016, under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders. The Company will attempt to locate and negotiate with a business entity for the combination of that target company with Hawk Street. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances, the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

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

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") were omitted pursuant to such rules and regulations. The results for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of June 30, 2017 and December 31, 2016, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30, 2017 and December 31, 2016, respectively.

INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2017, and December 31, 2016, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

EARNINGS PER SHARE

Basic earnings per common share is calculated by dividing the net income by the weighted average shares outstanding during the period. Diluted earnings per share adds to the basic calculation any dilutive shares in the denominator. Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2017, and December 31, 2016, there are no outstanding dilutive securities.

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

RECENT ACCOUNTING PRONOUNCEMENTS

On November 20, 2015, FASB issued ASU-2015-17-Income Taxes. The Board is issuing this Update as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The management believes that the impact of this ASU on the Company's financial statements would be insignificant.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" ("ASU 2016-18"). The new guidance is intended to reduce diversity in practice by adding or clarifying guidance on classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The amendments in this update should be applied retrospectively to all periods presented. The Company is currently evaluating the impact of adopting ASU 2016-18, which will only impact the Company to the extent it has restricted cash in the future.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows". The amendments provide guidance on the following eight specific cash flow issues: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4)Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned; (6) Life Insurance Policies; (7) Distributions Received from Equity Method Investees; Beneficial Interests in Securitization Transactions; and Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is currently evaluating the impact of this new standard on its financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern". This standard is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, U.S. GAAP lacks guidance about management's responsibility to evaluate whether there is substantial doubt about the organization's ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization's management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. Management believes that the impact of this ASU to the Company's financial statements would be insignificant.

NOTE 2   GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $3,400 for the six months ended June 30, 2017. The Company had a working capital deficit of $3,000 and an accumulated deficit of $7,712 as of June 30, 2017 and a working capital deficit of $5,750 and an accumulated deficit of $8,062 as of December 31, 2016. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3   LOAN FROM RELATED PARTY

During the second quarter of 2017, the Company received a $1,500 loan from a related party to make a payment on an accrued liability. The loan is unsecured, non-interest bearing and due on demand.

NOTE 4   ACCRUED LIABILITIES

As of June 30, 2017, and December 31, 2016, the Company had accrued professional fees of $1,500 and $5,750 respectively.

NOTE 5   STOCKHOLDERS' DEFICIT

On July 22, 2016, the Company issued 20,000,000 founders common stock to two directors and officers at par for legal services provided to the Company. The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.

On February 27, 2017 two shareholders contributed 19,5000,000 shares of the 20,000,000 outstanding shares back to the Company. On February 28, 2017, the Company issued 5,000,000 shares to two new shareholders for no consideration as a result of the change of control.

As of June 30, 2017, 5,500,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 6   OTHER INCOME

During the second quarter of 2017, the Company received relief from $3,750 of accrued liability. As such, during the three and six months ended June 30, 2017, this amount is presented as other income.

NOTE 7   SUBSEQUENT EVENT

Management has evaluated subsequent events through July 28, 2017, the date which the financial statements were available to be issued. All subsequent events requiring recognition have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, "Subsequent Events."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Hawk Street Acquisition Corporation was incorporated on July 22, 2016 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Hawk Street Acquisition Corporation ("Hawk Street" or the "Company") is a blank check company and qualifies as an "emerging growth company" as defined in the Jumpstart Our Business Startups Act which became law in April, 2012.

On February 27, 2017, the Company effected a change of its control. The Company cancelled an aggregate of 19,500,000 shares of the then 20,000,000 shares of outstanding stock valued at par. James M. Cassidy resigned as the Company's president, secretary and director and James McKillop resigned as the Company's vice president and director. Bardia Rahimzadeh was then named sole director of the Company and was named President, Secretary and Chief Financial Officer of the Company.

On February 28, 2017, the Company issued 4,800,000 shares of its common stock at par and at a discount of $480 to its then sole officer and director, Bardia Rahimzadeh, and issued 200,000 shares of common stock at par and at a discount of $20 to David Wise.

Since inception Hawk Street's operations to date of the period covered by this report have been limited to issuing shares of common stock to its original shareholders, filing a registration statement on Form 10 on August 9, 2016 with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 as amended to register its class of common stock and effecting a change in control.

Hawk Street has no operations nor does it currently engage in any business activities generating revenues. Hawk Street's principal business objective is to achieve a business combination with a target company.

Pursuant to the change in control, the Company intends to acquire or otherwise combine with PotDrive, Inc., a private Delaware corporation, formed in October, 2016. PotDrive is an online App search directory for the cannabis industry providing an Internet App for medicinal users of marijuana to locate and obtain services such as medicinal marijuana dispensaries, deliveries, doctors, legal assistance and retailers. Other non-medicinal legal users of marijuana in jurisdictions where allowed, such as California, Oregon and the Netherlands, may use the App to find such services as appropriate to their search.

A combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances, the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

No assurances can be given that Hawk Street will be successful in negotiating with its anticipated or any target company.

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

As of June 30, 2017, Hawk Street had not generated revenues and had no cash flows from operations since inception. Hawk Street had generated net income of $350 and an accumulated deficit of $7,712 for the six months ended and as of June 30, 2017, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the past two years, the Company has issued common shares pursuant to Section 4(2) of the Securities Act of 1933 at par as follows:

On July 22, 2016, the Company issued the following shares of its common stock:

Name	Number of Shares
James Cassidy	10,000,000
James McKillop	10,000,000

On February 27, 2017, 19,500,000 of these 20,000,000 outstanding shares were contributed to the Company by the two shareholders pro rata.

On February 28, 2017, the Company issued the following shares of its common stock:

Name	Number of Shares
Bardia Rahimzadeh	4,800,000
David Wise	200,000

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

ITEM 6. EXHIBITS

(a)       Exhibits

31       Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32       Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS    XBRL Instance Document

101.SCH  XBRL Taxonomy Extension Schema Document

101.CAL  XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF  XBRL Taxonomy Extension Definition Linkbase Document

101.LAB  XBRL Taxonomy Extension Label Linkbase Document

101.PRE  XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWK STREET ACQUISITION CORPORATION

By: /s/ Bardia Rahimzadeh
President, Chief Financial Officer
Dated: July 28, 2017