Form 10-Q
period 2017-09-30
Hawk Street Acquisition Corp
filed 2017-11-21
CIK 1681302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 000-55671

HAWK STREET ACQUISITION CORPORATION

(Exact name of registrant as specific in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	81-3416037 (I.R.S. Employer Identification Number)

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

As of November 14, 2017, there were 5,500,000 shares of common stock outstanding.

Hawk Street Acquisition Corp

Form 10-Q

For the quarterly period ended September 30, 2017

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1	Financial Statements	2

	Condensed Balance Sheets as of September 30, 2017 (unaudited) and December 31, 2016	2

	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2017 and for the Period from July 22, 2016 (inception) to September 30, 2016 (unaudited)	3

	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2017 and for the Period from July 22, 2016 (inception) to September 30, 2016 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4	Controls and Procedures	11

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	12

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3	Defaults upon Senior Securities	12

Item 4	Submission of Matters to a Vote of Security Holders	12

Item 5	Other Information	12

Item 6	Exhibits	13

	Signature	13

PART I FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

Hawk Street Acquisition Corp

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$-	$-

Total assets	$-	$-

Liabilities and Stockholders' Equity

Current Liabilities:
Accrued Liabilities	$3,000	$5,750
Loan from related party	1,500	-

Total liabilities	4,500	5,750

Stockholders' Equity:
Preferred stock, $0.0001 par value 20,000,000 shares authorized; none issued and outstanding at September 30, 2017 and December 31, 2016, respectively.	-	-
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 5,500,000 and 20,000,000 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively.	550	2,000
Discount on common stock	(500)	-
Additional paid-in capital	4,662	312
Accumulated deficit	(9,212)	(8,062)
Total stockholders' deficit	(4,500)	(5,750)
Total liabilities and stockholders' equity	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

Hawk Street Acquisition Corp

CONDENSED STATEMENTS OF OPERATIONS

			For the period from
	Three Months Ended	Nine Months Ended	July 22, 2016 (inception)
	September 30, 2017	September 30, 2017	to September 30, 2016
	(unaudited)

Revenues	$-	$-	$-
Cost of revenues	-	-	-

Gross profit	-	-	-

Operating expenses	1,500	4,900	3,562

Operating loss	(1,500)	(4,900)	(3,562)

Other income	-	3,750	-

Income before income taxes	(1,500)	(1,150)	(3,562)

Income tax expense	-	-	-

Net loss	$(1,500)	$(1,150)	$(3,562)

Earnings per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)

Weighted average shares, basic and diluted	5,500,000	8,562,271	20,000,000

The accompanying notes are an integral part of these unaudited financial statements.

Hawk Street Acquisition Corp

CONDENSED STATEMENTS OF CASH FLOWS

		For the period from
	Nine Months Ended	July 22, 2016 (inception)
	September 30, 2017	to September 30, 2016
	(unaudited)

OPERATING ACTIVITIES

Net loss	$(1,150)	$(3,562)

Non-cash adjustments to reconcile net income to net cash:
Reversal for relief of accrued professional fees	(3,750)	-
Expenses paid for by stockholder and contributed as capital	2,400	312
Common stock issued for service	-	2,000

Changes in operating assets and liabilities:
Accrued liabilities	1,000	1,250

Net cash used in operating activities	(1,500)	-

FINANCING ACTIVITIES
Loan from related party	1,500	-

Net cash provided by financing activities	1,500	-

Net change in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

SUPPLEMENTAL DISCLOSURES

Cash paid during the period for:
Income tax	$-	$-
Interest	$-	$-

Non-cash investing and financial activities:
Common stock issued to officers for no consideration	$500	$-
Redemption of common shares in connection with change in control	$1,950	$-

The accompanying notes are an integral part of these unaudited financial statements.

Hawk Street Acquisition Corp

NOTES TO CONDENSED UNAUDITED

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

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") were omitted pursuant to such rules and regulations. The results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of September 30, 2017 and December 31, 2016, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2017 and December 31, 2016, respectively.

INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2017, and December 31, 2016, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

EARNINGS PER SHARE

Basic earnings per common share is calculated by dividing the net income by the weighted average shares outstanding during the period. Diluted earnings per share adds to the basic calculation any dilutive shares in the denominator. Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2017, and December 31, 2016, there are no outstanding dilutive securities.

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

NOTE 2 GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $4,900 for the nine months ended September 30, 2017. The Company had a working capital deficit of $4,500 and an accumulated deficit of $9,212 as of September 30, 2017 and a working capital deficit of $5,750 and an accumulated deficit of $8,062 as of December 31, 2016. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 4   ACCRUED LIABILITIES

As of September 30, 2017, and December 31, 2016, the Company had accrued professional fees of $3,000 and $5,750 respectively.

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

As of September 30, 2017, 5,500,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 6 OTHER INCOME

During the second quarter of 2017, the Company received relief from $3,750 of accrued liability. As such, during the nine months ended September 30, 2017, this amount is presented as other income.

NOTE 7 SUBSEQUENT EVENT

Management has evaluated subsequent events through November 21, 2017, the date which the financial statements were available to be issued. All subsequent events requiring recognition have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, "Subsequent Events."

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

As of September 30, 2017, Hawk Street had not generated revenues and had no cash flows from operations since inception. Hawk Street had generated net loss of $1,150 and an accumulated deficit of $9,212 for the nine months ended and as of September 30, 2017, respectively.

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

HAWK STREET ACQUISITION CORPORATION

By:	/s/ Bardia Rahimzadeh
President, Chief Financial Officer
Dated:	November 21, 2017