Form 10-K/A
period 2016-12-31
Hawk Street Acquisition Corp
filed 2018-02-28
CIK 1681302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________________

Commission File No. 000-55676

HAWK STREET ACQUISITION CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	81-3416037
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9454 Wilshire Boulevard, #612, Beverly Hills, California 90121

(Address of principal executive offices)

Issuer’s telephone number: 310-888-1870

Securities Registered pursuant to Section 12(b) of the Act: None

Securities Registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $.0001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $0 as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter.

At February 23, 2018, there were 5,500,000 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Form 10-12G/A filed August 9, 2016

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (Amendment No. 1) is being filed to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (Original Filing), filed with the U.S. Securities and Exchange Commission on April 17, 2017 (Original Filing Date). The sole purpose of this Amendment No. 1 is to revise the filing in response to certain comments received from the Staff of the Commission.

Except as described above and except for the inclusion of financial information in XBRL data format, no changes have been made to the Original Filing and this Amendment No. 1 does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date.

PART I

ITEM 1. BUSINESS.

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

There is no agreement nor contractual relationship between the Company and Tiber Creek to perform or provide services to the other. However, as a non-operating blank check company, Hawk Street was available for use by a client of Tiber Creek which wished to use a reporting company incident to the process of registering securities and becoming a reporting company.

ITEM 1A. RISK FACTORS.

The Company has no revenues to date.

The Company has generated no revenues to date. To date, most of management’s time, and the Company’s limited resources have been spent in developing its business strategy, researching potential opportunities, contacting partners, exploring marketing contacts, establishing operations and management personnel and resources, preparing its business plan and model, selecting professional advisors and consultants and seeking capital for the Company.

The Company’s independent auditors have issued a report raising a substantial doubt of the Company’s ability to continue as a going concern.

In their audited financial report, the Company’s independent auditors have issued a comment that unless the Company is able to generate sufficient cash flows from operations and/or obtain additional financing, there is a substantial doubt as to its ability to continue as a going concern.

The Company has not yet generated any revenue since inception to date and has sustained operating losses of $8,062 during the period ended December 31, 2016. The Company had a working capital deficit of $5,750 and an accumulated deficit of $8,062 as of December 31, 2016. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

Failure to complete the proposed business combination with PotDrive, Inc. could negatively impact the future business and financial results of the Company.

If the proposed business combination with PotDrive, Inc. is not completed, the ongoing business of the Company may be adversely affected and the Company may have to identify another acquisition target and/or modify its business plan.

The Company has no operating history of its own, and as such, any prospective investor can only assess the Company’s profitability or performance on a limited basis to date.

Because the Company is a blank check company with no operating history, it is impossible for an investor to assess the performance of the Company or to determine whether the Company will meet its projected business plan. The Company has limited financial results upon which an investor may judge its potential. As a blank check company, the Company may in the future still experience under-capitalization, shortages, setbacks and many of the problems, delays and expenses encountered by any early stage business. An investor will be required to make an investment decision based solely on the Company management’s history and its projected operations in light of the risks, expenses and uncertainties that may be encountered by engaging in the Company’s industry. These risks include, but are not limited to:

●	Whether we can successfully market and execute our business model;

●	Whether the demand for our proposed services will grow to a level sufficient to support our operations;

●	Whether governing laws, regulations or regulatory initiatives will force us to discontinue or alter certain business operations or practices;

●	Whether our technology partners can respond effectively to market changes;

●	Whether we and our strategic partners can develop and maintain products and services that are equal or superior to the services and products of competitors;

●	Whether we can maintain strong alliances with those to whom we outsource our data and technology needs; and

●	Whether we can generate the funds as needed to sell the services we intend to offer, and attract, retain, and motivate qualified personnel.

There can be no assurance that we can be successful in addressing these risks.  Our limited operating history and the uncertain nature of the markets for our proposed services make the prediction of future results of operations extremely difficult.  As a result of the foregoing factors and the other factors identified herein, there can be no assurance that we will ever operate profitably on a quarterly or annual basis.

The Company has a correspondingly small financial and accounting organization. Being a public company may strain the Company’s resources, divert management’s attention and affect its ability to attract and retain qualified officers and directors.

The Company is a blank check company with no developed finance and accounting organization and the rigorous demands of being a public company require a structured and developed finance and accounting group. As a reporting company, the Company is already subject to the reporting requirements of the Securities Exchange Act of 1934. However, the requirements of these laws and the rules and regulations promulgated thereunder entail significant accounting, legal and financial compliance costs which may be prohibitive to the Company as it develops its business plan, services and scope. These costs have made, and will continue to make, some activities more difficult, time consuming or costly and may place significant strain on its personnel, systems and resources.

The Securities Exchange Act requires, among other things, that companies maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain the requisite disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight are required. As a result, management’s attention may be diverted from other business concerns, which could have a material adverse effect on the development of the Company’s business, financial condition and results of operations.

These rules and regulations may also make it difficult and expensive for the Company to obtain director and officer liability insurance. If the Company is unable to obtain adequate director and officer insurance, its ability to recruit and retain qualified officers and directors, especially those directors who may be deemed independent, will be significantly curtailed.

The Company does not currently possess effective disclosure controls and procedures that are adequate for a public company.

Based upon their respective evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that, as of December 31, 2016, the existing disclosure controls and procedures of the Company were not effective. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company has engaged outside accounting and finance advisors to assist the Company in better implementing effective disclosure controls and procedures.

The Company does not currently possess effective internal control over financial reporting that is adequate for a public company.

Based upon their respective evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that, as of December 31, 2016, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO 2013 Criteria). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

The Company has engaged outside accounting and finance advisors to assist the Company in better implementing internal control over financial reporting.

The Company expects to incur additional expenses and may ultimately never be profitable.

The Company is a blank check company, and it has limited operations to date. The Company will need to begin generating revenue to achieve and maintain profitability. To become profitable, the Company must identify viable acquisition targets and/or successfully develop and market its technologies and services. These processes involve many factors that are beyond the Company’s control, including the type of competition that the Company may encounter. Ultimately, in spite of the Company’s best or reasonable efforts, the Company may never actually generate revenues sufficient to cover operating expenses or become profitable.

If the Company is unable to generate sufficient cash, it may find it necessary to curtail acquisition and operational activities.

The Company’s business plan hinges on its ability to enter into a business combination with PotDrive, Inc. If the proposed business combination with PotDrive, Inc. does not occur, then it would not be able to proceed with its business plan or possibly to successfully develop its planned operations at all.

No formal market survey has been conducted.

No independent marketing survey has been performed to determine the potential demand for the Company’s services. Nor has the Company conducted marketing studies regarding whether such services would actually be marketable. No assurances can be given that upon marketing, the Company will be able to develop a sufficient customer base and business segment to sustain the Company’s operations on a continued basis.

No assurance of market acceptance.

Even if the Company successfully consummates the proposed business combination with PotDrive, Inc and develops its technologies, there can be no assurance that the market reception will be positive for the Company or its ventures.

The proposed operations of the Company are speculative.

The success of the proposed business plan of the Company will depend to a great extent on the operations, financial condition and management of the Company. Although the Company has a business plan and intends to execute its overall business strategy, limited operations have been conducted to date. As only limited revenues have been realized as of yet, the proposed operations of the Company remain speculative.

The Company’s officers and directors beneficially own a majority, and will continue to own a majority, of the Company’s common stock and, as a result, can exercise control over stockholder and corporate actions.

Mr. Bardia Rahimzadeh and Dr. David Wise, officers and directors of the Company, are currently the beneficial owners of a majority of the Company’s outstanding common stock. As such, he will be able to control most matters requiring approval by stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control, which in turn could have a material adverse effect on the market price of the Company’s common stock or prevent stockholders from realizing a premium over the market price for their shares.

The Company depends on its management team to manage its business effectively.

The Company’s future success is dependent in large part upon its ability to understand and develop the business plan and to attract and retain highly skilled management, operational and executive personnel. In particular, due to the relatively early stage of the Company’s business, its future success is highly dependent on its officers, to provide the necessary experience and background to execute the Company’s business plan. The loss of any officer’s services could impede, particularly initially as the Company builds a record and reputation, its ability to develop its objectives and as such would negatively impact the Company’s possible overall development.

We may become subject to government regulation and legal uncertainties, which may adversely affect our business.

We may become subject to new laws and regulations directly applicable to our business.  If we are found to be in violation of any current or future regulations, we could be exposed to financial liability, including substantial fines which could be imposed on a per transaction basis; forced to change our business practices; or forced to cease doing business altogether or with the residents of one or more states or countries.

There has been no prior public market for the Company’s securities and the lack of such a market may make resale of the stock difficult.

No prior public market has existed for the Company’s securities and the Company cannot assure any investor that a market will develop subsequent to this offering. An investor must be fully aware of the long-term nature of an investment in the Company. The Company intends to apply for quotation of its common stock on the OTC Bulletin Board as soon as possible, which may be while this offering is still in process. To qualify for quotation on the OTC Bulletin Board, an equity security must have one registered broker-dealer, known as the market maker, willing to list bid or sale quotations and to sponsor the company listing (currently, the Company does not have an arrangement with any such market maker to qualify the Company’s securities for quotation on the OTC Bulletin Board). Moreover, the Company does not know if it will be successful in such application for quotation on the OTC bulletin board, how long such application will take, or, that if successful, that a market for the common stock will ever develop or continue on the OTC Bulletin Board. If for any reason the common stock is not listed on the OTC Bulletin Board or a public trading market does not otherwise develop, investors in the offering may have difficulty selling their common stock should they desire to do so. If the Company is not successful in its application for quotation on the OTC Bulletin Board, it will apply to have its securities quoted by the Pink OTC Markets, Inc., real-time quotation service for over-the-counter equities.

Shares of common stock in the Company are subject to resale restrictions imposed by Rule 144 of the Securities and Exchange Commission.

The shares of common stock held by current shareholders are “restricted securities” subject to the limitations of Rule 144 under the Securities Act. In general, securities can be sold pursuant to Rule 144 after being fully-paid and held for more than 12 months. Shares of the Company’s common stock are subject to Rule 144 resale restrictions, and accordingly, investors are subject to such resale limitations.

The Company does not intend to pay dividends to its stockholders, so investors will not receive any return on investment in the Company prior to selling their interest in it.

The Company does not project paying dividends but anticipates that it will retain future earnings for funding the Company’s growth and development. Therefore, investors should not expect the Company to pay dividends in the foreseeable future. As a result, investors will not receive any return on their investment prior to selling their shares in the Company, if and when a market for such shares develops. Furthermore, even if a market for the Company’s securities does develop, there is no guarantee that the market price for the shares would be equal to or more than the initial per share investment price paid by any investor. There is a possibility that the shares could lose all or a significant portion of their value from the initial price paid in this offering.

The Company’s stock may be considered a penny stock and any investment in the Company’s stock will be considered a high-risk investment and subject to restrictions on marketability.

If the Company’s common stock shares commence trading, the trading price of the Company’s common stock may be below $5.00 per share. If the price of the common stock is below such level, trading in its common stock would be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended. These rules require additional disclosure by broker-dealers in connection with any trades generally involving any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such rules require the delivery, before any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must determine the suitability of the penny stock for the purchaser and receive the purchaser’s written consent to the transactions before sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Company’s common stock which could impact the liquidity of the Company’s common stock.

The Company's election not to opt out of JOBS Act extended accounting transition period may not make its financial statements easily comparable to other companies.

Pursuant to the JOBS Act of 2012, as an emerging growth company the Company can elect to opt out of the extended transition period for any new or revised accounting standards that may be issued by the PCAOB or the SEC. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the standard for the private company. This may make comparison of the Company's financial statements with any other public company which is not either an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible as possible different or revised standards may be used.

The recently enacted JOBS Act will also allow the Company to postpone the date by which it must comply with certain laws and regulations intended to protect investors and to reduce the amount of information provided in reports filed with the SEC.

The recently enacted JOBS Act is intended to reduce the regulatory burden on “emerging growth companies. The Company meets the definition of an emerging growth company and so long as it qualifies as an “emerging growth company,” it will, among other things:

-be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that its independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting;

-be exempt from the “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Act and certain disclosure requirements of the Dodd- Frank Act relating to compensation of its chief executive officer;

-be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Securities Exchange Act of 1934 and instead provide a reduced level of disclosure concerning executive compensation; and

-be exempt from any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report on the financial statements.

Although the Company is still evaluating the JOBS Act, it currently intends to take advantage of some or all of the reduced regulatory and reporting requirements that will be available to it so long as it qualifies as an “emerging growth company”. The Company has elected not to opt out of the extension of time to comply with new or revised financial accounting standards available under Section 102(b) of the JOBS Act. Among other things, this means that the Company's independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of the Company's internal control over financial reporting so long as it qualifies as an emerging growth company, which may increase the risk that weaknesses or deficiencies in the internal control over financial reporting go undetected. Likewise, so long as it qualifies as an emerging growth company, the Company may elect not to provide certain information, including certain financial information and certain information regarding compensation of executive officers that would otherwise have been required to provide in filings with the SEC, which may make it more difficult for investors and securities analysts to evaluate the Company. As a result, investor confidence in the Company and the market price of its common stock may be adversely affected.

The Company is subject to the potential factors of market and customer changes.

The proposed business of the Company is susceptible to rapidly changing preferences of the marketplace and its customers. The needs of customers are subject to constant change. Although the Company intends to carry out its plan of offering online gaming technologies and services to satisfy changing customer demands in the marketplace, there can be no assurance that funds for such expenditures will be available or that the Company’s competition will not develop similar or superior capabilities or that the Company will be successful in its internal efforts. The future success of the Company will depend in part on its ability to respond effectively to rapidly changing trends, industry standards and customer requirements.

General economic factors may adversely affect the Company’s financial performance.

Economic conditions beyond the Company’s control, such as increased unemployment levels, inflation, increases in fuel, other energy costs and interest rates, lack of available credit, erosion in consumer confidence and other factors affecting disposable consumer income may adversely affect the Company’s business. Many of those factors, as well as commodity rates, transportation costs, costs of labor, insurance and healthcare, foreign exchange rate fluctuations, lease costs, changes in other laws and regulations and other economic factors, also affect the Company’s cost of goods sold as well as its general and administrative expenses, which may adversely affect sales or profitability.

The Company has authorized the issuance of preferred stock with certain preferences.

The board of directors of the Company is authorized to issue up to 20,000,000 shares of $0.0001 par value preferred stock. The board of directors has the power to establish the dividend rates, liquidation preferences, and voting rights of any series of preferred stock, and these rights may be superior to the rights of holders of shares of the Company’s common stock. The board of directors may also establish redemption and conversion terms and privileges with respect to any shares of preferred stock. Any such preferences may operate to the detriment of the rights of the holders of the shares of the Company’s common stock, and further, could be used by the board of directors as a device to prevent a change in control of the Company. No such preferred shares or preferences have been issued to date, but such shares or preferences may be issued at a later time, subject to the sole discretion of the board of directors.

The Company does not maintain certain insurance, including errors and omissions and indemnification insurance.

The Company has limited capital and, therefore, does not currently have a policy of insurance against liabilities arising out of the negligence of its officers and directors and/or deficiencies in any of its business operations. Even assuming that the Company obtained insurance, there is no assurance that such insurance coverage would be adequate to satisfy any potential claims made against the Company, its officers and directors, or its business operations. Any such liability which might arise could be substantial and may exceed the assets of the Company. The certificate of incorporation and by-laws of the Company provide for indemnification of officers and directors to the fullest extent permitted under Delaware law. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons, it is the opinion of the Securities and Exchange Commission that such indemnification is against public policy, as expressed in the Act, and is therefore, unenforceable.

Intellectual property and/or trade secret protection may be inadequate.

The Company has not been granted any intellectual property or trade secret protection on any aspects of its business. Although it plans on obtaining patents, copyright, trademarks and/or service marks on any of its solutions and services, there can be no assurance that the Company can obtain effective protection against unauthorized duplication or the introduction of substantially similar solutions and services.

In the event that the proposed business combination with PotDrive, Inc. is successful, federal regulation and enforcement of medical marijuana laws and regulations may negatively impact our revenues and profits.

A majority of states have laws and/or regulations that recognize, in one form or another, legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Many other states are considering similar legislation. Conversely, under the Controlled Substance Act (the “CSA”), the policies and regulations of the Federal government and its agencies are that cannabis has no medical benefit and a range of activities including cultivation and the personal use of cannabis is prohibited. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect revenues and profits with respect to PotDrive, Inc’s business operations in providing technological services to the marijuana industry. The risk of strict enforcement of the CSA in light of Congressional activity, judicial holdings and stated federal policy remains uncertain.

The U.S. Supreme Court declined to hear a case brought by San Diego County, California that sought to establish federal preemption over state medical marijuana laws. The preemption claim was rejected by every court that reviewed the case. The California 4th District Court of Appeals wrote in its unanimous ruling, “Congress does not have the authority to compel the states to direct their law enforcement personnel to enforce federal laws.” However, in another case, the U.S. Supreme Court held that, as long as the CSA contains prohibitions against marijuana, under the Commerce Clause of the United States Constitution, the United States may criminalize the production and use of homegrown cannabis even where states approve its use for medical purposes.

In an effort to provide guidance to federal law enforcement, the Department of Justice (the “DOJ”) has issued Guidance Regarding Marijuana Enforcement to all United States Attorneys in a memorandum from Deputy Attorney General David Ogden on October 19, 2009, in a memorandum from Deputy Attorney General James Cole on June 29, 2011 and in a memorandum from Deputy Attorney General James Cole on August 29, 2013. Each memorandum provides that the DOJ is committed to the enforcement of the CSA, but, the DOJ is also committed to using its limited investigative and prosecutorial resources to address the most significant threats in the most effective, consistent and rational way.

The August 29, 2013 memorandum provides updated guidance to federal prosecutors concerning marijuana enforcement in light of state laws legalizing medical and recreational marijuana possession in small amounts.

The memorandum sets forth certain enforcement priorities that are important to the federal government:

•	Distribution of marijuana to children;

•	Revenue from the sale of marijuana going to criminals;

•	Diversion of medical marijuana from states where it is legal to states where it is not;

•	Using state authorized marijuana activity as a pretext of other illegal drug activity;

•	Preventing violence in the cultivation and distribution of marijuana;

•	Preventing drugged driving;

•	Growing marijuana on federal property; and

•	Preventing possession or use of marijuana on federal property.

The DOJ has not historically devoted resources to prosecuting individuals whose conduct is limited to possession of small amounts of marijuana for use on private property but has relied on state and local law enforcement to address marijuana activity. In the event the DOJ reverses its stated policy and begins strict enforcement of the CSA in states that have laws legalizing medical marijuana and recreational marijuana in small amounts, there may be a direct and adverse impact to our business and our revenue and profits.

In the event that the proposed business combination with PotDrive, Inc. is successful, prospective customers may be deterred from doing business with a company with a significant nationwide online presence because of fears of federal or state enforcement of laws prohibiting possession and sale of medical or recreational marijuana.

PotDrive, Inc.’s website is visible in jurisdictions where medicinal and/or recreational use of marijuana is not permitted and, in the event that the proposed business combination with PotDrive, Inc. is successful, we may be found to be violating the laws of those jurisdictions. We could lose potential customers as they could fear federal prosecution for growing marijuana with our equipment, reducing our revenue. In most states in which the production and sale of marijuana have been legalized, there are additional laws or licenses required and some states altogether prohibit home cultivation, all of which could make the loss of potential customers more likely.

Marijuana remains illegal under Federal law.

Marijuana is a schedule-I controlled substance and is illegal under federal law. Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal law. Since federal law criminalizing the use of marijuana preempts state laws that legalize its use, strict enforcement of federal law regarding marijuana would likely result in our inability to proceed with our business plan.

Laws and regulations affecting the medical marijuana industry are constantly changing, which could detrimentally affect our proposed operations in the event that the proposed business combination with PotDrive, Inc. is successful.

Local, state and federal medical marijuana laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter certain aspects of our business plan. In addition, violations of these laws, or allegations of such violations, could disrupt certain aspects of our business plan and result in a material adverse effect on certain aspects of our planned operations. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

In the event that the proposed business combination with PotDrive, Inc. is successful, if we incur substantial liability from litigation, complaints, or enforcement actions, our financial condition could suffer.

PotDrive, Inc.’s participation in the medical marijuana industry may lead to litigation, formal or informal complaints, enforcement actions, and inquiries by various federal, state, or local governmental authorities against these subsidiaries. Litigation, complaints, and enforcement actions involving these subsidiaries could consume considerable amounts of financial and other corporate resources, which could have a negative impact on our sales, revenue, profitability, and growth prospects.

In the event that the proposed business combination with PotDrive, Inc. is successful, we may have difficulty accessing the service of banks, which may make it difficult for us to operate.

Since the use of marijuana is illegal under federal law, there is a strong argument that banks cannot accept for deposit funds from businesses involved with the marijuana industry. Consequently, businesses involved in the marijuana industry often have difficulty finding a bank willing to accept their business. In the event that the proposed business combination with PotDrive, Inc. is successful, the inability to open bank accounts may make it difficult for us to operate.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses the offices of Management at no cost to the Company. The Company expects this arrangement to continue until the Company completes a change in control.

ITEM 3. LEGAL PROCEEDINGS.

There is no litigation pending or threatened by or against the Company.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

Since inception, the Company has sold securities which were not registered as follows:

DATE	SHAREHOLDER NAME	COMMON SHARES	CONSIDERATION
July 22, 2016	James Cassidy (1)	10,000,000	Issued for Services
February 27, 2017	James Cassidy (1)	9,750,000	Redeemed
July 22, 2016	James McKillop	10,000,000	Issued for Services
February 27, 2017	James McKillop	9,750,000	Redeemed
February 27, 2017	Bardia Rahimzadeh	4,800,000	Issued for Services
February 27, 2017	David Wise	200,000	Issued for Services

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company”, we have elected not to provide the disclosure required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements for the year ended December 31, 2016 are attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our prior principal executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report (based on the evaluation of these controls and procedures required by Rule 15d-15(b) of the Exchange Act) were not effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by the Report, we did not have a formal audit committee and there was a lack of segregation of duties.

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed our internal control over financial reporting as of December 31, 2016, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO 2013 Criteria). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was not effective, as of the end of the fiscal year, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Directors and Officers of the Company on December 31, 2016 the date of this Report were as follows:

Name	Age	Positions and Offices Held
James Cassidy	81	President, Secretary, Director
James McKillop	57	Vice President, Director

Subsequent Officers and Directors

The Directors and Officers of the Company subsequent to the period covered by this Report are as follows:

Name	Positions and Offices Held
Bardia Rahimzadeh	President, Secretary, Director, Chief Financial Officer

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Outstanding Stock
James M. Cassidy 215 Apolena Avenue Newport Beach, CA 92662	10,000,000 (redeemed 9,750,000 February 2017)	50%
James K. McKillop 9454 Wilshire Boulevard Beverly Hills, California 90212	10,000,000 (redeemed 9,750,000 February 2017)	50%
All Executive Officers and Directors as a Group (2 Persons)	20,000,000	100%

Subsequent to the period covered by this Report:

The following table sets forth, as of April 17, 2017 each person currently known by the Company to be the beneficial owner of five percent or more of the Company's common stock and the director and officer of the Company.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Outstanding Stock (1)
Bardia Rahimzadeh	4,800,000	87.27%
All Executive Officers and Directors as a Group (1 Person)	20,000,000	100%

(1) Based on 5,500,000 shares outstanding

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

As of December 31, 2016 the Company has issued a total of 20,000,000 shares of common stock pursuant to Section 4(2) of the Securities Act.

As the organizers and developers of the Company, James M. Cassidy and James McKillop may be considered promoters. Mr. Cassidy provided services to the Company without charge consisting of preparing and filing the charter corporate documents and preparing this annual report.

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

December 31, 2016
Audit-Related Fees	$5,750

The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on pre-approval policies and procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements Index

The following financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2016 and 2015

Statements of Operations for the years ended December 31, 2016 and December 31, 2015

Statements of Cash Flows for the years ended December 31, 2016 and December 31, 2015

Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2016 and 2015

Notes to Financial Statements

(b)	Exhibits

3.1+	Certificate of Incorporation

3.2+	By-laws

31.1*	Rule 15d-14(a) Certification by Principal Executive Officer and Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	Previously filed on Form 10-12G on August 9, 2016 as the same exhibit number as the exhibit number listed here, and incorporated herein by this reference.

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	1

Financial Statements	2-5

Notes to Financial Statements	6-9

KCCW Accountancy Corp.	CERTIFIED PUBLIC ACCOUNTANTS

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

/s/ KCCW Accountancy Corp.

Alhambra, California

April 17, 2017

HAWK STREET ACQUISITION CORPORATION

BALANCE SHEET

December 31, 2016
ASSETS
Current assets

Cash	$-

Total assets	$-

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities

Accrued liabilities	$5,750

Total liabilities	5,750

Stockholders' deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none outstanding as of December 31, 2016	-

Common stock, $0.0001 par value, 100,000,000 shares authorized; 20,000,000 shares issued and outstanding as of December 31, 2016	2,000

Additional paid-in capital	312

Accumulatd deficit	(8,062)

Total stockholders' deficit	(5,750)

Total liabilities and stockholders' deficit	$-

The accompanying notes are an integral part of these financial statements.

HAWK STREET ACQUISITION CORPORATION

STATEMENT OF OPERATIONS

For the period from
July 22, 2016
(Inception) to
December 31, 2016

Revenue	$-

Cost of revenue	-

Gross profit	-
Operating expenses	$8,062

Operating loss	(8,062)

Loss before income taxes	(8,062)

Income tax expense	-

Net loss	$(8,062)

Loss per share - basic and diluted	$(0.00)

Weighted average shares-basic and diluted	20,000,000

The accompanying notes are an integral part of these financial statements.

HAWK STREET ACQUISITION CORPORATION

STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, July 22, 2016 (Inception)	-	$-	$-	$-	$-

Issuance of common stock for service	20,000,000	2,000	-	-	2,000

Additional paid-in capital	-	-	312	-	312

Net loss	-	-	-	(8,062)	(8,062)

Balance, December 31, 2016	20,000,000	$2,000	$312	$(8,062)	$(5,750)

The accompanying notes are an integral part of these financial statements.

HAWK STREET ACQUISITION CORPORATION

STATEMENT OF CASH FLOWS

For the period from
July 22, 2016
(Inception) to
December 31, 2016

OPERATING ACTIVITIES

Net loss	$(8,062)

Non-cash adjustments to reconcile net loss to net cash:
Expenses paid for by stockholder and contributed as capital	312
Common Stock issued for services	2,000

Changes in Operating Assets and Liabilities:
Accrued liability	(5,750)

Net cash (used in) operating activities	-

Net increase in cash	-

Cash, beginning of period	-

Cash, end of period	$-

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income Tax	$-

Interest	$-

The accompanying notes are an integral part of these financial statements.

HAWK STREET ACQUISITION CORPORATION

Notes to Financial Statements

NOTE 1     NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Hawk Street Acquisition Corporation ('Hawk" or the "Company") was incorporated on July 22, 2016 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception. The Company intends to enter into a business combination with PotDrive, a Delaware corporation. If the Company does not effect that business combination, it may attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

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

HAWK STREET ACQUISITION CORPORATION

Notes to Financial Statements

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

Management has evaluated subsequent events through April 17, 2017 the date which the financial statements were available to be issued. Except for the events disclosed above, all subsequent events requiring recognition as of December 31, 2016 have been incorporated into these financial statements in accordance with FASB ASC Topic 855, "Subsequent Events."

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWK STREET ACQUISITION CORPORATION

By:	/s/ Bardia Rahimzadeh
Title:	President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on February 28, 2018.

By:	/s/ Bardia Rahimzadeh
Title:	President (Principal Executive Officer)

By:	/s/ Bardia Rahimzadeh
Title:	Treasurer (Principal Financial Officer)

By:	/s/ Bardia Rahimzadeh
Title:	Treasurer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, constituting all of the members of the board of directors, in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Bardia Rahimzadeh	Director	February 28, 2018