Form 10-K/A
period 2016-12-31
Hawk Street Acquisition Corp
filed 2018-03-06
CIK 1681302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

At March 5, 2018, there were 5,500,000 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Form 10-12G/A filed August 9, 2016

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (Amendment No. 1) is being filed to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (Original Filing), filed with the U.S. Securities and Exchange Commission on April 17, 2017 (Original Filing Date), as amended. The sole purpose of this Amendment No. 2 is to revise the filing in response to certain comments received from the Staff of the Commission.

Except as described above, no changes have been made to the Original Filing, as amended, and this Amendment No. 2 does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Amendment No. 2 does not reflect events that may have occurred subsequent to the Original Filing Date.

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

Based on our assessment, management has concluded that our internal control over financial reporting was not effective, as of the end of the fiscal year, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. The management has identified the following material weaknesses and believes that, as of December 31, 2016, our internal control over financial reporting was not effective: (i) inadequate segregation of duties and effective risk assessment; (ii) lack of personnel adequately trained in generally accepted accounting principles of the United States (or U.S. GAAP); and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the above material weaknesses are remediated. We expect to implement the following measures to remediate the material weaknesses identified, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on March 5, 2018.

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

Signature	Capacity	Date

/s/ Bardia Rahimzadeh	Director	March 5, 2018