Form 10-K
period 2017-12-31
Hawk Street Acquisition Corp
filed 2018-04-13
CIK 1681302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.0001 par value per share

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public trading market for the common stock of the registrant and therefore, an aggregate market value of the registrant’s common stock is not determinable.

As of April 13, 2018, there were 5,500,000 shares of common stock outstanding.

Hawk Street Acquisition Corp

Form 10-K

For the fiscal year ended December 31, 2017

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements.” The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements. These forward-looking statements are based on our management's expectations and assumptions about future events as of the date of this Annual Report on Form 10-K, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Forward-looking statements include statements about our expectations, beliefs or intentions regarding our product offerings, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance. We undertake no obligation to update, and we do not have a policy of updating or revising, these forward-looking statements.

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

As of December 31, 2017, the Company had not generated revenues and had no income or cash flows from operations since inception. For the year ended December 31, 2017, the Company had sustained net loss of $5,650 and an accumulated deficit of $13,712.

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

The Company has not yet generated any revenue since inception to date and has sustained operating losses of $5,650 during the period ended December 31, 2017. The Company had a working capital deficit of $9,000 and an accumulated deficit of $13,712 as of December 31, 2017. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

Based upon their respective evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that, as of December 31, 2017, the existing disclosure controls and procedures of the Company were not effective. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company has engaged outside accounting and finance advisors to assist the Company in better implementing effective disclosure controls and procedures.

The Company does not currently possess effective internal control over financial reporting that is adequate for a public company.

Based upon their respective evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that, as of December 31, 2017, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO 2013 Criteria). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

Since inception, the Company has sold securities which were not registered as follows:

DATE	SHAREHOLDER NAME	COMMON SHARES	CONSIDERATION
July 22, 2016	James Cassidy (1)	10,000,000	Issued for Services
February 27, 2017	James Cassidy (1)	9,750,000	Redeemed
July 22, 2016	James McKillop	10,000,000	Issued for Services
February 27, 2017	James McKillop	9,750,000	Redeemed
February 27, 2017	Bardia Rahimzadeh	4,800,000	Issued for no consideration
February 27, 2017	David Wise	200,000	Issued for no consideration

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

As of December 31, 2017, Hawk Street had not generated revenues and had no cash flows from operations since inception. Hawk Street had sustained net loss of $5,650 for the year ended December 31, 2017 and has an accumulated deficit of $13,712 and $8,062 as of December, 2017 and 2016, respectively.

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

The financial statements for the year ended December 31, 2017 are attached hereto.

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

Management assessed our internal control over financial reporting as of December 31, 2017, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO 2013 Criteria). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was not effective, as of the end of the fiscal year, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. The management has identified the following material weaknesses and believes that, as of December 31, 2017, our internal control over financial reporting was not effective: (i) inadequate segregation of duties and effective risk assessment; (ii) lack of personnel adequately trained in generally accepted accounting principles of the United States (or U.S. GAAP); and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the above material weaknesses are remediated. We expect to implement the following measures to remediate the material weaknesses identified, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Directors and Officers of the Company on December 31, 2017 the date of this Report were as follows:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of December 31, 2017 each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock and the director and officer of the Company. The Company does not have any compensation plans and has not authorized any securities for future issuance. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Outstanding Stock (1)
Bardia Rahimzadeh	4,800,000	87.27%

(1) Based on 5,500,000 shares outstanding

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

As of December 31, 2017 the Company has issued a total of 5,500,000 shares of common stock pursuant to Section 4(2) of the Securities Act at a discount of $500.

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

Audit Fees

The aggregate fees incurred in 2017 for professional services rendered by the independent registered public accounting firm for the audits of the Company's annual financial statements and review of financial statements included in the Company's Form 10-K and Form 10-Q reports and services normally provided in connection with statutory and regulatory filings or engagements were as follows:

December 31, 2017
Audit-Related Fees	$9,000

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

The following financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2017 and 2016

Statements of Operations for the year ended December 31, 2017 and for the period from July 22, (Inception) to December 31, 2016

Statements of Cash Flows for the year ended December 31, 2017 and for the period from July 22, (Inception) to December 31, 2016

Statements of Changes in Stockholders’ Equity (Deficit) for the year ended December 31, 2017 and for the period from July 22, (Inception) to December 31, 2016

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Hawk Street Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Hawk Street Acquisition Corporation (the Company) as of December 31, 2017 and 2016, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2017 and for the period from July 22, 2016 (Inception) to December 31, 2016, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the year ended December 31, 2017 and for the period from July 22, 2016 (Inception) to December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KCCW Accountancy Corp.

We have served as the Company’s auditor since 2016.

Los Angeles, California

March 31, 2018

Hawk Street Acquisition Corp

BALANCE SHEETS

	December 31,	December 31,
	2017	2016
Assets

Current assets:
Cash and cash equivalents	$-	$-

Total assets	$-	$-

Liabilities and Stockholders' Equity

Current Liabilities:
Accrued Liabilities	$7,500	$5,750
Loan from related party	1,500	-

Total liabilities	9,000	5,750

Stockholders' Equity:
Preferred stock, $0.0001 par value 20,000,000 shares authorized; none issued and outstanding at December 31, 2017 and 2016, respectively.	-	-
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 5,500,000 and 20,000,000 shares issued and outstanding at December 31, 2017 and 2016, respectively.	550	2,000
Discount on common stock	(500)	-
Additional paid-in capital	4,662	312
Accumulated deficit	(13,712)	(8,062)
Total stockholders' deficit	(9,000)	(5,750)
Total liabilities and stockholders' equity	$-	$-

The accompanying notes are an integral part of these financial statements.

Hawk Street Acquisition Corp

STATEMENTS OF OPERATIONS

		For the period from
	Year Ended	July 22, 2016 (inception)
	December 31, 2017	to December 31, 2016

Revenues	$-	$-
Cost of revenues	-	-

Gross profit	-	-

Operating expenses	9,400	8,062

Operating loss	(9,400)	(8,062)

Other income	3,750	-

Income before income taxes	(5,650)	(8,062)

Income tax expense	-	-

Net loss	$(5,650)	$(8,062)

Earnings per share, basic and diluted	$(0.00)	$(0.00)

Weighted average shares, basic and diluted	7,790,411	20,000,000

The accompanying notes are an integral part of these financial statements.

Hawk Street Acquisition Corp

STATEMENTS OF STOCKHOLDERS’ DEFICIT

			Discount	Additional		Total
	Common Stock		on Common	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Stock	Capital	Deficit	Deficit

Balance, July 22, 2016 (Inception)	-	$-	$-	$-	$-	$-

Issuance of common stock for service	20,000,000	2,000				2,000

Additional paid-in capital				312		312

Net Loss					(8,062)	(8,062)

Balance, December 31, 2016	20,000,000	2,000	-	312	(8,062)	(5,750)

Redemption of common stock	(19,500,000)	(1,950)		1,950		-

Issuance of common stock for change in control	5,000,000	500	(500)			-

Additional paid-in capital				2,400		2,400

Net Loss					(5,650)	(5,650)

Balance, December 31, 2017	5,500,000	$550	$(500)	$4,662	$(13,712)	$(9,000)

The accompanying notes are an integral part of these financial statements.

Hawk Street Acquisition Corp

STATEMENTS OF CASH FLOWS

		For the period from
	Year Ended	July 22, 2016 (inception)
	December 31, 2017	to December 31, 2016

OPERATING ACTIVITIES

Net loss	$(5,650)	(8,062)

Non-cash adjustments to reconcile net income to net cash:
Reversal for relief of accrued professional fees	(3,750)
Expenses paid for by stockholder and contributed as capital	2,400	312
Common stock issued for service	-	2,000

Changes in operating assets and liabilities:
Accrued liabilities	5,500	5,750

Net cash used in operating activities	(1,500)	-

FINANCING ACTIVITIES
Loan from related party	1,500

Net cash provided by financing activities	1,500	-

Net change in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

SUPPLEMENTAL DISCLOSURES

Cash paid during the period for:
Income tax	$-	$-
Interest	$-	$-

Non-cash investing and financial activities:
Common stock issued to officers for no consideration	$500
Redemption of common shares in connection with change in control	$1,950

The accompanying notes are an integral part of these financial statements.

Hawk Street Acquisition Corp

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

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company's unaudited condensed financial statements. Such unaudited condensed financial statements and accompanying notes are the representations of the Company's management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America ("GAAP") in all material respects, and have been consistently applied in preparing the accompanying condensed financial statements. The Company has not earned any revenue from operations since inception. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in ASC 915, "Development Stage Entities." Among the disclosures required by ASC 915, are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

USE OF ESTIMATES

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of December 31, 2017 or 2016.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2017 or 2016.

INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2017 and 2016, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic earnings per common share is calculated by dividing the net income by the weighted average shares outstanding during the period. Diluted earnings per share adds to the basic calculation any dilutive shares in the denominator. Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2017 and 2016, there are no outstanding dilutive securities.

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

NOTE 2 GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating losses of $5,650 for the year ended December 31, 2017. The Company had a working capital deficit of $9,000 and an accumulated deficit of $13,712 as of December 31, 2017. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 4   LOAN FROM RELATED PARTY

During the second quarter of 2017, the Company received a $1,500 loan from a related party to make a payment on an accrued liability. The loan is unsecured, non-interest bearing and due on demand.

NOTE 5   ACCRUED LIABILITIES

As of December 31, 2017, and December 31, 2016, the Company had accrued professional fees of $7,500 and $5,750 respectively.

NOTE 6   STOCKHOLDERS' DEFICIT

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.

On July 22, 2016, the Company issued 20,000,000 founders common stock to two directors and officers at par for legal services provided to the Company.

On February 27, 2017 two shareholders contributed 19,5000,000 shares of the 20,000,000 outstanding shares back to the Company. On February 28, 2017, the Company issued 5,000,000 shares to two new shareholders for no consideration which resulted in a change of control.

As of December 31, 2017, 5,500,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 7   OTHER INCOME

During the second quarter of 2017, the Company received relief from $3,750 of accrued liability. As such, during the year ended December 31, 2017, this amount is presented as other income.

NOTE 8   SUBSEQUENT EVENT

Management has evaluated subsequent events through March 31, 2018, the date which the financial statements were available to be issued. All subsequent events requiring recognition have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, "Subsequent Events."

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWK STREET ACQUISITION CORPORATION

By:	/s/ Bardia Rahimzadeh
Title:	President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on April 13, 2018.

By:	/s/ Bardia Rahimzadeh
Title:	President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, constituting all of the members of the board of directors, in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Bardia Rahimzadeh	Director	April 13, 2018